Form 10QSB
period 1996-11-30
WEBSECURE INC
filed 1997-01-21
CIK 1003504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



               QUARTERLY REPORT FILED UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                           Commission File Number
    November 30, 1996                                           0-21649
------------------------------                           ----------------------


                                 WEBSECURE, INC.
                       -----------------------------------
                          (Exact Name of Small Business
                       Issuer As Specified In Its Charter)



           Delaware                                           04-3296069
--------------------------------                        ------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


                   1711 Broadway, Saugus, Massachusetts 01906
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 867-2300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes               No  X
                              -----            -----

         As of January 17, 1997, the Company had outstanding 5,605,000 shares of Common Stock, $.01 par value per share.

                                 WEBSECURE, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                               PAGE
              ---------------------                                                               ----

ITEM 1.       FINANCIAL STATEMENTS
Balance Sheets
    as of November 30, 1996 (Unaudited) and August 31, 1996 (Audited)............................  1

Statements of Operations
    for the Three Month Periods ended November 30, 1996 and 1995 (Unaudited)
    and Cumulative from Inception (July 19, 1995) to November 30, 1996 ..........................  2

Statement of Cash Flows
    for the Three Month Periods ended November 30, 1996 and 1995 (Unaudited)
    and Cumulative from Inception (July 19, 1995) to November 30, 1996 ..........................  3-4

Notes to Financial Statements (Unaudited)........................................................  5

ITEM 2.       PLAN OF OPERATIONS.................................................................  6-9

PART II.      OTHER INFORMATION..................................................................  10
              -----------------

ITEM 1.       LEGAL PROCEEDINGS..................................................................  10

ITEM 2.       CHANGES IN SECURITIES..............................................................  10

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES....................................................  10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS................................  10

ITEM 5.       OTHER INFORMATION .................................................................  10

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................  10

SIGNATURES.......................................................................................  11
----------




                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                         November 30,             August 31,
                                                                             1996                    1996
                                                                         ------------             ----------
ASSETS                                                                   (Unaudited)               (Audited)
CURRENT:
     Cash                                                               $       7,974           $     12,832
     Accounts receivable, net                                                 855,678                 21,797
     Inventories                                                                9,106                  5,971
     Due from related parties                                                  32,439                 59,776
     Prepaid expenses and other                                                28,394                  6,600
                                                                        -------------         --------------
         Total current                                                        933,591                106,976
PROPERTY AND EQUIPMENT, NET                                                 1,279,725              1,173,397
DEFERRED REGISTRATION COSTS                                                   641,260                424,060
OTHER ASSETS                                                                   81,142                 41,515
                                                                        -------------         --------------
                                                                        $   2,935,718           $  1,745,948
                                                                        =============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                              $   1,135,342           $    679,435
     Due to related parties                                                    --                    125,635
     Note payable to related party                                            699,083                672,000
     Current portion of capital lease obligations                             254,094                 71,763
                                                                        -------------          -------------
         Total current liabilities                                          2,088,519              1,548,833
CAPITAL LEASE OBLIGATION, LESS CURRENT MATURITIES                             826,837                300,430
                                                                        -------------          -------------
         Total liabilities                                                  2,915,356              1,849,263
                                                                        =============          =============

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                            --                      --
     Common stock, $.01 par value; 20,000,000 shares
       authorized; 2,105,000 shares issued and outstanding                     21,050                 21,050
     Class B common stock, $.01 par value; 2,000,000
       shares authorized; 625,000 shares issued and
       outstanding                                                              6,250                  6,250
     Additional paid-in capital                                             7,827,025              7,827,025
     Deficit accumulated during the development stage                     (7,833,963)            (7,957,640)
                                                                        -------------          -------------
         Total stockholders' equity (deficit)                                 20,362             (  103,315)
                                                                        -------------          -------------
                                                                        $   2,935,718           $  1,745,948
                                                                        =============          =============

                                  See accompanying notes to financial statements

                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                                          from Inception
                                                        Three Months Ended              (July 19, 1995) to
                                                            November 30,                   November 30,
                                                        1996              1995                 1996
                                                    -----------      -----------         --------------
Revenues                                            $   887,041      $     6,963          $     984,296
Cost of revenues                                        188,012           25,274                381,452
                                                    -----------      -----------         --------------
         Gross margin                                   699,029        ( 18,311)                602,844
                                                    -----------      -----------         --------------

Operating expenses:
   General and administrative                           301,096          112,656              1,477,467
   Selling and marketing                                195,774            6,297                496,400
   Research and development                              45,148           32,114                623,396
   Charge for acquired
     research and development                              --                --               5,760,000
                                                    -----------      -----------         --------------
   Total operating expenses                             542,018          151,067              8,357,263
                                                    -----------      -----------         --------------

Income (loss) from operations                           157,011       ( 169,378)          (  7,754,419)
   Interest expense, net of interest income           ( 33,334)           (   0)          (     79,544)
                                                    -----------      -----------         --------------
Income (loss) before income taxes                       123,677       ( 169,378)          (  7,833,963)
Income taxes                                               --               --                     --
                                                    -----------      -----------         --------------

Net income (loss)                                   $   123,677      $ (169,378)         $(  7,833,963)
                                                    ===========      ===========         ==============

Net income (loss) per common and
  common equivalent shares                          $       .03      $    ( .04)          $(      1.63)
                                                    ===========      ===========         ==============

Shares used in computing net income (loss)
  per common and common
  equivalent shares                                   4,805,050        4,805,050              4,805,050
                                                    ===========      ===========         ==============




                                  See accompanying notes to financial statements

                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                            Cumulative
                                                                                          from Inception
                                                              Three Months Ended        (July 19, 1995) to
                                                                  November 30,             November 30,
                                                             1996           1995               1996
                                                          ----------     ----------      --------------

Cash flows from operating activities:
     Net income (loss)                                    $  123,677     $(169,378)      $ ( 7,833,963)
     Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
     Charge for acquired research and
       development                                            --              --              5,760,000
     Issuance of common stock for
        professional services                                 --              --                 79,800
     Depreciation and amortization                           100,300         18,077             297,766
     Changes in operating assets and
        liabilities
       Accounts receivable                                 (833,881)      (  1,719)        (   855,678)
       Inventories                                         (  3,135)      ( 16,714)        (     9,106)
       Prepaid expenses and other                          ( 21,794)          8,639        (    28,394)
       Accounts payable and accrued
           expenses                                          455,907        790,985           1,135,342
                                                          ----------     ----------      --------------
     Net cash provided (used) by
       operating activities                                (178,926)       629,890         ( 1,454,233)
                                                          ----------     ----------      --------------

Cash flows from investing activities:
     Acquisition of property and equipment                 (205,380)      (647,571)        ( 1,576,243)
     Deferred registration costs                           (217,200)      ( 79,924)        (   641,260)
     Increase in other assets                              ( 40,875)      (  4,836)        (    82,390)
                                                          ----------     ----------      --------------
     Net cash used in investing activities                 (463,455)      (732,331)        ( 2,299,893)
                                                          ----------     ----------      --------------

Cash flows from financing activities:
     Borrowings under capital leases                         735,431          --             1,124,487
     Principal payments on capital lease                   ( 26,693)          --           (    43,556)
     (Increase) decrease in due
       from related parties                                   27,337      (268,454)        (    32,439)
     Decrease in due to related parties                    (125,635)      ( 17,343)               --


                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                           Cumulative
                                                                                         from Inception
                                                             Three Months Ended        (July 19, 1995) to
                                                                 November 30,              November 30,
                                                             1996           1995               1996
                                                          ----------     ----------      --------------
Cash flows from financing activities (continued):
     Proceeds from issuance of common stock                    --           254,310           2,0l4,525
     Proceeds from notes payable to related
       party                                                  27,083        133,928           1,522,083
     Payments of notes payable to related
       party                                                   --             --          (    823,000)
                                                          ----------     ----------      --------------
     Net cash provided by financing activities               637,523        102,441           3,762,100
                                                          ----------     ----------      --------------

     Net increase (decrease) in cash                      (   4,858)          --                  7,974

     Cash, beginning of period                                12,832          --                   --
                                                          ----------     ----------      --------------
     Cash, end of period                                 $     7,974    $     --         $        7,974
                                                          ==========     ==========      ==============

     Supplemental disclosure of financing information:
       Cash paid for interest                            $     5,997    $     --         $       46,733


                                  See accompanying notes to financial statements

                                 WEBSECURE, INC.
                          NOTES TO FINANCIAL STATEMENTS

GENERAL
-------

WebSecure, Inc. (the "Registrant") is in the development stage, and as such, success of future operations is subject to a number of risks similar to those of other companies in the same stage of development. Principal among these risks are the Company's limited operating history, history of operating losses, early stage of market development, competition from substitute products, larger, more established competitors and rapid technological change.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Form SB-2 Registration Statement as filed with the Securities and Exchange Commission (the "SEC") on December 4, 1996. In the opinion of management, the unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Registrant's financial condition and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

COMPUTATION OF NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES

The net income (loss) per common and common equivalent shares are computed by dividing the net income (loss) by the weighted average number of shares outstanding during each period presented, as adjusted for the effects of application of SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pursuant to SAB No. 83, all common stock and common stock equivalents issued within twelve months prior to the initial filing of the registration statement relating to the Company's initial public offering (the "IPO") at a price less than the IPO price have been treated as outstanding for all reported periods. The number of shares used in the computation also assumes that each share of outstanding Class B Common Stock has been converted into four shares of Common Stock, which occurred on the date of filing of the Registrant's Form SB-2 Registration Statement with the SEC.

DEFERRED REGISTRATION COSTS

      As of November 30, 1996, the Company has incurred registration costs of $641,260 in connection with the IPO. These costs have been deferred and were charged against equity on December 10, 1996 at the completion of its IPO.

ITEM 2.                        PLAN OF OPERATIONS
                               ------------------
OVERVIEW

         The Registrant, a development stage company, offers Internet access and support services for secure communications and commercial transactions over the Internet. The Company provides general Internet services, such as connectivity and communications services. The Company also resells software licensed from third parties.

         The financial results for the period from inception (July 19, 1995) to November 30, 1996 primarily relate to the Company's initial organization and establishment of infrastructure. The Company has had limited revenues since inception and had a working capital deficiency at November 30, 1996. The results for the quarter ended November 30, 1996 are not necessarily indicative of the results of the Company's operations that may be expected for the fiscal year ending August 31, 1997.

         The Company completed its IPO on December 10, 1996. The Company sold 1,000,000 shares of common stock and 1,150,000 redeemable warrants, and received net proceeds of approximately $6,493,000.

         The Company's plan of operations for the next twelve months will principally involve the sale of connectivity and the provision of Internet access services. The Company intends to use a portion of the IPO proceeds to hire additional personnel, including marketing, sales and customer service personnel, as well as to continue to upgrade its Internet access infrastructure.

RESULTS OF OPERATIONS

Revenues. The Company has generated $984,296 in revenues from its inception (July 19, 1995) through November 30, 1996. The Company had revenues of $887,041 during the three month period ended November 30, 1996, compared to $6,963 during the three months ended November 30, 1995, an increase of $880,078. Revenues since inception have been primarily comprised of software licenses, connectivity and communications services. Due to the development stage of the Company's operations, the Company cannot predict whether software sales, which constituted substantially all of the Company's revenues during the three months ended November 30, 1996, will continue in future periods. The Company anticipates it will derive revenues primarily from connectivity charges, hosting services, software licenses and intranet networking.

Cost of revenues. The Company's cost of revenues, which consists primarily of Internet access costs, was $381,452 during the period from inception to November 30, 1996, $188,012 for the three month period ended November 30, 1996 and $25,274 for the three month period ended November 30, 1995. The Company's costs of revenues have increased each quarter since the Company's inception.

General and Administrative. General and administrative expenses consist primarily of compensation expenses and fees for professional services. General and administrative expenses were $1,477,467 for the period from inception to November 30, 1996. General and administrative expenses were $301,096 for the three months ended November 30, 1996 compared to $112,656 for the three month period ended November 30, 1995. From inception through November 30, 1996, approximately $1,113,000 of the general and administrative expenses were paid to Employee Resource, Inc. ("ERI"), an employee leasing company owned by the Company's President and Chief Executive Officer. ERI leases to the Company all of its employees, including the officers of the Company.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, trade show expenses, and advertising and marketing costs. The Company has incurred $496,400 in expenses for selling and marketing during the period from inception to November 30, 1996. Selling and marketing expenses were $195,774 for the three month period ended November 30, 1996 compared to $6,297 for the three month period ended November 30, 1995. The increase is primarily attributable to the start-up of the Company's marketing activities and the expansion of its service options. The Company intends to use a direct selling force that will target certain industries and sell across vertical markets, as well as independent sales agents and distributors.

Research and Development. The Company's research and development efforts are focused on development of the Company's co-hosting capabilities. The Company is also developing intranet models for intraorganization communications that can be used by multi-site organizations. The Company's engineers are also developing the Company's communications infrastructure to allow for daily information transfer to the Company for periodic back-up of customer files and disaster control purposes. Research and development expenses totaled $623,396 from inception to November 30, 1996. Research and development expenses totaled $45,148 for the three month period ended November 30, 1996, compared to $32,114 for the three month period ended November 30, 1995. The increase in research and development expenses is due primarily to infrastructure development.

Operating Income (Loss). Operating loss for the period from inception to November 30, 1996 was $7,754,419. Operating income was $157,011 for the three months ended November 30, 1996 compared to an operating loss of $169,378 for the three months ended November 30, 1995. The operating loss from inception resulted primarily from a non-cash charge in connection with the acquisition of software.

Net Interest Expense. Net interest expense for the period from inception to November 30, 1996 was $79,544 and $33,334 for the three months ending November 30, 1996. There was no interest income or expense for the three months ended November 30, 1995. This increase in interest expense was due to an increase in borrowing and capital lease obligations.

Income Taxes. Since inception, the Company has generated tax benefits related to its operating loss carry-forwards and amortization of research and development costs. The deferred asset related to such benefits was fully reserved as of November 30, 1996 due to the significant doubt about the realization of the deferred tax asset. Taxes on income for the three months ended November 30, 1996 was offset in full by the utilization of the deferred tax benefits. Accordingly, there has been no income tax expense or benefit reflected on the accompanying statements of operations since inception.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its activities primarily by notes payable from a stockholder and the sale of its Common Stock to private investors. Working capital deficiency at November 30, 1996 was $1,154,928. The Company has three capital lease agreements which are secured by fixed assets. The outstanding balance as of November 30, 1996 for one of these agreements was approximately $355,000, and matures in December 2000. In September 1996, the Company entered into two additional capital lease agreements under which it may borrow up to an aggregate of $1,000,000, of which approximately $726,000 was outstanding at November 30, 1996. These obligations mature in October 2001. On December 10, 1996, the Company deposited, as collateral, a portion of the proceeds from the IPO equal to the amount outstanding under these agreements.

         For the three months ended November 30, 1996, cash of approximately $178,900 was used by operating activities compared to cash provided by operating activities of approximately $630,000 for the three months ended November 30, 1995. During the period from inception to November 30, 1996, the Company recorded a non-cash charge of $5,760,000 against earnings for acquired research and development, which was a substantial component of the Company's overall net loss for the period of approximately $7,834,000.

         Cash used in investing activities was approximately $464,000 for the three months ended through November 30, 1996, as compared to approximately $732,000 for the three month period ended November 30, 1995. The increase in cash used in investing activities is due primarily to the acquisition of property and equipment and deferred registration costs.

         In December 1995, the Company raised approximately $2,014,500 from the sale of Common Stock to third party investors. The Company has borrowed approximately $1,522,000 from related parties since inception, all of which has been repaid as of January 17, 1997.

         Management believes that the net proceeds from the IPO will be sufficient to meet the Company's anticipated cash needs and finance its plans for expansion for at least the next twelve months. Thereafter, the Company anticipates that it may require additional financing to meet its current plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current plans for expansion could be materially adversely affected.

IMPACT OF INFLATION

         Inflation has not had a material adverse effect on the Company's business.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued by the Financial Accounting Standards Board ("FASB"), is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation." The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No.
123. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair-value-based method beginning in the year ending August 31, 1997, with comparable disclosures for the year ended August 31, 1996. The Company has not determined the impact of these pro forma adjustments.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.  None.

ITEM 2.           CHANGES IN SECURITIES.  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.           OTHER INFORMATION.  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (A)      EXHIBITS.  None.

                  (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WEBSECURE, INC.


Date:  January 20, 1997                           By: /s/ Robert M. Kuzara
                                                     ---------------------
                                                     Robert M. Kuzara
                                                     President


Date:  January 20, 1997                              /s/ Carole Ouellette
                                                     --------------------
                                                     Carole Ouellette
                                                     Chief Financial Officer