Form 10QSB/A
period 1996-11-30
WEBSECURE INC
filed 1997-02-27
CIK 1003504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                               AMENDMENT NO. 1 TO
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

EXHIBIT 27    FINANCIAL DATA SCHEDULE
----------

     This Form 10-QSB/A contains only Exhibit 27, Financial Data Schedule, which was inadvertently omitted from the Company's Form 10-QSB filing on January 21, 1997.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WEBSECURE, INC.


Date:  February 26, 1997                          By: /s/ Tibor Vais
                                                     ---------------------
                                                     Tibor Vais
                                                     President


Date:  February 26, 1997                             /s/ Carole Ouellette
                                                     --------------------
                                                     Carole Ouellette
                                                     Chief Financial Officer