Form 10QSB/A
period 1996-11-30
WEBSECURE INC
filed 1997-04-21
CIK 1003504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2


                               Amendment No. 2 to
               Quarterly Report Filed Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended                   Commission File Number
       November 30, 1996                                 0-21649
------------------------------                   ----------------------

                                 WEBSECURE, INC.
                                 ---------------
                          (Exact Name of Small Business
                       Issuer As Specified In Its Charter)

           Delaware                                            04-3296069
------------------------------                            ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                   1711 Broadway, Saugus, Massachusetts 01906
                   ------------------------------------------
                    (Address of Principal Executive Offices)

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

                  Yes ____                    No__X__

     As of January 17, 1997, the Company had outstanding 5,605,000 shares of Common Stock, $.01 par value per share.

                                 WEBSECURE, INC.

                                      INDEX

Part I. Financial Information                                               Page
                                                                            ----

Item 1.  Financial Statements

Balance Sheets
  as of November 30, 1996 (Unaudited) and August 31, 1996 (Audited)......    3

Statements of Operations
  for the Three Month Periods ended November 30, 1996 and 1995
  (Unaudited) and cumulative from inception (July 19, 1995) to
  November 30, 1996......................................................    4

Statements of Cash Flows
  for the Three Month Periods ended November 30, 1996 and 1995
  (Unaudited) and cumulative from inception (July 19, 1995) to
  November 30, 1996......................................................   5-6

Notes to Financial Statements  (Unaudited)...............................    8

Item 2.  Plan of Operations .............................................   9-11

Part II. Other Information ..............................................   13

Item 1.  Legal Proceedings...............................................   13
Item 2.  Changes in Securities...........................................   13
Item 3.  Defaults Upon Senior Securities.................................   13
Item 4.  Submission of Matters to a Vote of Security-Holders ............   13

Item 5.  Other Information ..............................................   13

Item 6.  Exhibits and Reports on Form 8-K................................   13

Signatures...............................................................   14

                                 WebSecure, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                           November 30,    August 31,
                                                              1996            1996
                                                           ------------    ----------
                                                           (Unaudited)      (Audited)
ASSETS

Current:
     Cash                                                   $     7,974   $    12,832
     Accounts receivable, net                                    55,678        21,797
     Inventories                                                  9,106         5,971
     Due from related parties                                    32,439        59,776
     Prepaid expenses and other                                  28,394         6,600
                                                            -----------   -----------
          Total current                                         133,591       106,976
Property and equipment, net                                   1,279,725     1,173,397
Deferred registration costs                                     641,260       424,060
Other assets                                                     81,142        41,515
                                                            -----------   -----------
                                                            $ 2,135,718   $ 1,745,948
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses                  $ 1,135,342   $   679,435
     Due to related parties                                        --         125,635
     Note payable to related party                              699,083       672,000
     Current portion of capital lease obligations               254,094        71,763
                                                            -----------   -----------
          Total current liabilities                           2,088,519     1,548,833
Capital lease obligation, less current maturities               826,837       300,430
                                                            -----------   -----------
          Total liabilities                                   2,915,356     1,849,263
                                                            -----------   -----------

Stockholders' equity  (deficit):
     Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                --            --
     Common stock, $.01 par value; 20,000,000 shares
       authorized; 2,105,000 shares issued and outstanding       21,050        21,050
     Class B common stock, $.01 par value; 2,000,000
       shares authorized; 625,000 shares issued and
       outstanding                                                6,250         6,250
     Additional paid-in capital                               7,827,025     7,827,025
     Deficit accumulated during the development stage        (8,633,963)   (7,957,640)
                                                            -----------   -----------
          Total stockholders' equity  (deficit)                (779,638)     (103,315)
                                                            -----------   -----------
                                                            $ 2,135,718   $ 1,745,948
                                                            ===========   ===========


                 See accompanying notes to financial statements

                                 WebSecure, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                             Cumulative
                                                                           from Inception
                                               Three Months Ended        (July 19, 1995) to
                                                  November 30,              November 30,
                                                1996          1995              1996
                                            -----------   -----------       -----------
Revenues                                    $    87,041   $     6,963       $   184,296
Cost of revenues                                188,012        25,274           381,452
                                            -----------   -----------       -----------
  Gross margin                                 (100,971)      (18,311)         (197,156)
                                            -----------   -----------       -----------

Operating expenses:
     General and administrative                 301,096       112,656         1,477,467
     Selling and marketing                      195,774         6,297           496,400
     Research and development                    45,148        32,114           623,396
     Charge for acquired
       research and development                    --            --           5,760,000
                                            -----------   -----------       -----------
       Total operating expenses                 542,018       151,067         8,357,263
                                            -----------   -----------       -----------

Loss from operations                           (642,989)     (169,378)       (8,554,419)
  Interest expense, net of interest income      (33,334)         --             (79,544)
                                            -----------   -----------       -----------
Loss before income taxes                       (676,323)     (169,378)       (8,633,963)
Income taxes                                       --            --                --
                                            -----------   -----------       -----------

Net loss                                    $  (676,323)  $  (169,378)      $(8,633,963)
                                            ===========   ===========       ===========

Net loss per common and
  common equivalent shares                  $      (.14)  $      (.04)      $     (1.80)
                                            ===========   ===========       ===========

Shares used in computing net
  loss per common and common
  equivalent shares                           4,805,050     4,805,050         4,805,050
                                            ===========   ===========       ===========


                 See accompanying notes to financial statements

                                 WebSecure, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                          Cumulative
                                                                        from Inception
                                             Three Months Ended       (July 19, 1995) to
                                                November 30,             November 30,
                                             1996          1995              1996
                                         -----------   ------------   ------------------
Cash flows from operating activities:
  Net loss                               $  (676,323)  $  (169,378)      $(8,633,963)
  Adjustments to reconcile net
  loss to net cash provided (used)
   by operating activities:
    Charge for acquired research and
       development                              --            --           5,760,000
    Issuance of common stock for
       professional services                    --            --              79,800
    Depreciation and amortization            100,300        18,077           297,766
    Changes in operating assets and
       liabilities
         Accounts receivable                 (33,881)       (1,719)          (55,678)
         Inventories                          (3,135)      (16,714)           (9,106)
         Prepaid expenses and other          (21,794)        8,639           (28,394)
         Accounts payable and accrued
            expenses                         455,907       790,985         1,135,342
                                         -----------   -----------       -----------
  Net cash provided (used) by operating
  activities                                (178,926)      629,890        (1,454,233)
                                         -----------   -----------       -----------

Cash flows from investing activities:
  Acquisition of property and equipment     (205,380)     (647,571)       (1,576,243)
  Deferred registration costs               (217,200)      (79,924)         (641,260)
  Increase in other assets                   (40,875)       (4,836)          (82,390)
                                         -----------   -----------       -----------
  Net cash used in investing activities     (463,455)     (732,331)       (2,299,893)
                                         -----------   -----------       -----------

Cash flows from financing activities:
  Borrowings under capital leases            735,431          --           1,124,487
  Principal payments on capital lease        (26,693)         --             (43,556)
  (Increase) decrease in due
      from related parties                    27,337      (268,454)          (32,439)
  Decrease in due to related parties        (125,635)      (17,343)             --

                                 WebSecure, Inc.
                          (A Development Stage Company)

                      Statements of Cash Flows (continued)

                                                                                        Cumulative
                                                                                      from Inception
                                                            Three Months Ended      (July 19, 1995) to
                                                               November 30,            November 30,
                                                             1996          1995            1996
                                                         -----------   -----------      -----------
Cash flows from financing activities (continued):
      Proceeds from issuance of common stock                    --         254,310        2,0l4,525
      Proceeds from notes payable to related
         party                                                27,083       133,928        1,522,083
      Payments of notes payable to related
        party                                                   --            --           (823,000)
                                                         -----------   -----------      -----------

      Net cash provided by financing activities              637,523       102,441        3,762,100
                                                         -----------   -----------      -----------

      Net increase (decrease) in cash                         (4,858)         --              7,974

      Cash, beginning of period                               12,832          --               --
                                                         -----------   -----------      -----------
      Cash, end of period                                $     7,974   $      --        $     7,974
                                                         ===========   ===========      ===========

      Supplemental disclosure of financing information:
        Cash paid for interest                           $     5,997   $      --        $    46,733


                 See accompanying notes to financial statements

                                 WEBSECURE, INC.
                          Notes to Financial Statements

1.   General

WebSecure, Inc. (the "Registrant") is in the development stage, and as such, success of future operations is subject to a number of risks similar to those of other companies in the same stage of development. Principal among these risks are the Company's limited operating history, history of operating losses, early stage of market development, competition from substitute products, larger more established competitors and rapid technological change.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements have been restated to reflect a reversal in revenue of amounts received from a license agreement with Manadarin Trading Ltd (Note 2). The unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Form SB-2 Registration Statement as filed with the Securities and Exchange Commission (the "SEC") on December 4, 1996. In the opinion of management, the unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Registrant's financial condition and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Computation of Net Income (Loss) per Common and Common Equivalent Shares

The net loss per common and common equivalent shares are computed by dividing the net loss by the weighted average number of shares outstanding during each period presented, as adjusted for the effects of application of SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pursuant to SAB No. 83, all common stock and common stock equivalents issued within twelve months prior to the initial filing of the registration statement relating to the Company's initial public offering (the "IPO") at a price less than the IPO price have been treated as outstanding for all reported periods. The number of shares used in the computation also assumes that each share of outstanding Class B Common Stock has been converted into four shares of Common Stock, which occurred on the date of filing of the Registrant's Form SB-2 Registration Statement with the SEC.

Deferred Registration Costs

As of November 30, 1996, the Company has incurred registration costs of $641,260 in connection with the IPO. These costs have been deferred and were charged against equity on December 10, 1996 at the completion of its IPO.

2.   Reversal of Revenue from Manadarin Trading Co. Ltd.

As a result of an investigation, conducted over the last two months, at the company's request, by the Boston law firm of Hill & Barlow, the company is restating its revenues for the first quarter ended November 30, 1996.. During the first quarter, the company previously reported sales of approximately $887,000; approximately $792,000 of said sales were for licensing software that the company believed it had purchased in exchange for stock, from Manadarin Trading Company, Ltd., an Irish corporation.

     Based upon the Hill & Barlow investigation, the company has determined that it never received any software from Manadarin, and even though it received approximately $792,000 from two purported sublicensees of the software, WebSecure never delivered any software to them.

     The company stated it would book the money received from the sublicensees as cash, instead of revenue, and simultaneously record the approximately $792,000 as a liability on its books.

     WebSecure is considering what further action to take and intends to report its findings to proper authorities and will cooperate fully with any further investigation.

3.   Subsequent events

     1. The Registrant has been named as a defendant in three almost identical proceedings brought in the United States District Court for the District of Massachusetts (Nager v. WebSecure, Inc. et al); (Krause and Krause v. WebSecure, Inc., et al); and (Miller, Weberman and Fisher v. WebSecure, Inc. et al). The actions were commenced on March 26, 1997 and April 16, 1997. Also named as defendants were certain current and former officers and directors of the Registrant, Coburn & Meredith, Inc. and Shamrock Partners, Ltd., the underwriters of the Registrant's initial public offering (the "IPO"), and Centennial Technologies, Inc. ("Centennial"). The complaints allege that the registration statement filed by the Registrant in connection with the IPO contains certain false and misleading statements concerning the Registrant and its operations. The complaints seek compensatory damages, attorney's fees, and other damages.

     2. The Registrant has responded to an inquiry by the Massachusetts Securities Division (the "Division"), which inquiry was commenced on March 19, 1997. The Division is seeking additional information surrounding the relationship between the Registrant and Centennial. Also named as subjects of the inquiry are Coburn & Meredith, Inc. and Shamrock Partners, Ltd.

     3. The Registrant's President and Chairman of the Board, Carroll M. Lowenstein, was indicted for failure to file state income tax returns.

Item 2. PLAN OF OPERATIONS

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

Results of Operations

Revenues. The Company generated $184,296 in revenues from its inception (July 19, 1995) through November 30, 1996. The Company had revenues of $87,041 during the three month period ended November 30, 1996, compared to $6,963 during the three months ended November 30, 1995, an increase of $80,078. Revenues since inception have been primarily comprised of connectivity and communications services. The Company anticipates it will derive revenues primarily from connectivity charges, hosting services, and intranet networking.

Cost of revenues. The Company's cost of revenues, which consists primarily of Internet access costs, was $381,452 during the period from inception to November 30, 1996, $188,012 for the three month period ended November 30, 1996 and $25,274 for the three month period ended November 30, 1995. The Company's costs of revenues have increased each quarter since the Company's inception.

General and Administrative. General and administrative expenses consist primarily of compensation expenses and fees for professional services. General and administrative expenses were $ 1,477,467 for the period from inception to November 30, 1996. General and administrative expenses were $301,096 for the three months ended November 30, 1996 compared to $112,656 for the three month period ended November 30, 1995. From inception through November 30, 1996, approximately $1,113,000 of the general and administrative expenses were paid to Employee Resource, Inc. ("ERI"), an employee leasing company owned by the Company's former President and Chief Executive Officer. ERI leases to the Company all of its employees, including the officers of the Company.

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

Operating Loss. Operating loss for the period from inception to November 30, 1996 was $8,554,419. Operating loss was $642,989 for the three months ended November 30, 1996 compared to an operating loss of $169,378 for the three months ended November 30, 1995. The operating loss from inception resulted primarily from a non-cash charge in connection with the acquisition of software.

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

Liquidity and Capital Resources

     Since its inception, the Company has financed its activities primarily by notes payable from a stockholder and the sale of its Common Stock to private investors. Working capital deficiency at November 30, 1996 was $1,954,928. The Company has three capital lease agreements which are secured by fixed assets. The outstanding balance as of November 30, 1996 for one of these agreements was approximately $355,000 and matures in December 2000. In September 1996, the Company entered into two additional capital lease agreements under which it may borrow up to an aggregate of $1,000,000 of which approximately $726,000 was outstanding at November 30, 1996. These obligations mature in October 2001. On December 10, 1996, the Company deposited, as collateral, a portion of the proceeds from the IPO equal to the amount outstanding under these agreements.

     For the three months ended November 30, 1996, cash of approximately $178,900 was used by operating activities compared to cash provided by operating activities of approximately $630,000 for the three months ended November 30, 1995. During the period from inception to November 30, 1996, the Company recorded a non-cash charge of $5,760,000 against earnings for acquired research and development, which was a substantial component of the Company's overall net loss for the period of approximately $8,633,963.

     Cash used in investing activities was approximately $464,000 for the three months ended through November 30, 1996, as compared to approximately $732,000 for the three month period ended November 30, 1995. The increase in cash used in investing activities is due primarily to the acquisition of property and equipment and deferred registration costs.

     In December 1995, the Company raised approximately $2,014,500 from the sale of Common Stock to third party investors. The Company has borrowed approximately $1,522,000 from related parties since inception, all of which has been repaid as of January 17, 1996.

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

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               27  Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K on February 24, 1997 under Item 5 ("Other Events"). No financial statements were filed with that report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WEBSECURE, INC.



Date:  April 21, 1997                  By: /s/ Carroll M. Lowenstein
                                           ---------------------------------
                                       Carroll M. Lowenstein
                                       President



Date:  April 21, 1997                  /s/ Carole A. Ouellette
                                       -------------------------------------
                                       Carole A. Ouellette
                                       Chief Financial Officer