Form 10QSB
period 1997-02-28
WEBSECURE INC
filed 1997-04-21
CIK 1003504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Filed Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended                            Commission File Number
       February 28, 1997                                          0-21649


                                WEBSECURE, INC.
                         (Exact Name of Small Business
                      Issuer As Specified In Its Charter)


           Delaware                                            04-3296069
-------------------------------                           ---------------------
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

                  Yes  X                                 No __

      As of April 18, 1997, the Company had outstanding 5,606,875 shares of Common Stock, $.01 par value per share.

                                 WEBSECURE, INC.

                                      INDEX

Part I. Financial Information                                              Page
                                                                           ----

Item 1.  Financial Statements

Balance Sheets
    as of February 28, 1997 (Unaudited) and August 31, 1996 (Audited).....     3

Statements of Operations
    for the Three and Six Month Periods ended February 28, 1997 and 1996 (Unaudited) and cumulative from inception
    (July 19, 1995) to February 28, 1997..................................     4

Statements of Cash Flows
    for the Three and Six Month Periods ended February 28, 1997 and 1996 (Unaudited) and cumulative from inception
    (July 19, 1995) to February 28, 1997..................................   5-6

Notes to Financial Statements  (Unaudited)................................   7-8

Item 2. Plan of Operations ...............................................  9-11

Part II. Other Information ...............................................    12

Item 1.  Legal Proceedings................................................    12

Item 2.  Changes in Securities............................................    12

Item 3.  Defaults Upon Senior Securities..................................    12

Item 4.  Submission of Matters to a Vote of Security-Holders .............    12

Item 5.  Other Information ...............................................    12

Item 6.  Exhibits and Reports on Form 8-K.................................    12

Signatures................................................................    13

                                 WebSecure, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                February 28,   August 31,
                                                                    1997          1996
                                                                ------------   -----------
                                                                 (Unaudited)     (Audited)
ASSETS

Current:
         Cash and cash equivalents                              $  4,855,964   $    12,832
         Restricted cash                                             740,574          --
         Accounts receivable, net                                     10,144        21,797
         Inventories                                                     972         5,971
         Due from related parties                                     30,549        59,776
         Prepaid expenses and other                                   52,114         6,600
         Legal retainers and deposit                                 137,000          --
                                                                ------------   -----------
         Total current                                          $  5,827,317       106,976
Property and equipment, net                                        1,221,307     1,173,397
Deferred registration costs                                             --         424,060
Other assets                                                          68,100        41,515
                                                                ------------   -----------
                                                                $  7,116,724   $ 1,745,948
                                                                ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
         Accounts payable and accrued expenses                  $    423,574   $   679,435
         Reserve for software license settlement                     791,750          --
         Due to related parties                                         --         125,635
         Note payable to related party                                  --         672,000
         Current portion of capital lease obligations                183,432        71,763
                                                                ------------   -----------
                  Total current liabilities                        1,398,756     1,548,833
Capital lease obligation, less current maturities                    850,790       300,430
                                                                ------------   -----------
                  Total liabilities                                2,249,546     1,849,263
                                                                ------------   -----------

Stockholders' equity  (deficit):
         Preferred stock, $.01 par value; 1,000,000 shares
           authorized; no shares issued and outstanding                 --            --
         Common stock, $.01 par value; 20,000,000 shares
           authorized; 5,605,750 and 2,105,000 shares issued
           and outstanding                                            56,058        21,050
         Class B common stock, $.01 par value; 2,000,000
           shares authorized;  0 and 625,000 shares issued and
           outstanding                                                  --           6,250
         Additional paid-in capital                               14,283,642     7,827,025
         Deficit accumulated during the development stage         (9,472,522)   (7,957,640)
                                                                ------------   -----------
                  Total stockholders' equity  (deficit)            4,867,178      (103,315)
                                                                ------------   -----------
                                                                $  7,116,724   $ 1,745,948
                                                                ============   ===========

                 See accompanying notes to financial statements

                                 WebSecure, Inc.
                          (A Development Stage Company)

                            Statements of Operations


                                                                                             Cumulative
                                                                                             from Inception
                                        Three Months Ended           Six Months Ended        (July 19, 1995) to
                                     February 28   February 29   February 28   February 29   February 28,
                                        1997          1996          1997          1996          1997
                                     -----------   -----------   -----------   -----------   -----------
Revenues                             $    60,789   $    24,783   $   147,830   $    31,746   $   245,085
Cost of revenues                         301,975        76,736       489,987       102,010       683,427
                                     -----------   -----------   -----------   -----------   -----------

Gross margin                            (241,186)      (51,953)     (342,157)      (70,264)     (438,342)
                                     -----------   -----------   -----------   -----------   -----------

Operating expenses:
         General and administrative      483,669       268,975       784,765       381,631     1,961,136
         Selling and marketing           128,383        61,750       324,157        68,047       624,783
         Research and development         40,477       136,584        85,625       168,698       663,873
         Charge for acquired
           research and development         --            --            --            --       5,760,000
                                     -----------   -----------   -----------   -----------   -----------
  Total operating expenses               652,529       467,309     1,194,547       618,376     9,009,792

Loss from operations                    (893,715)     (519,262)   (1,536,704)     (688,640)   (9,448,134)
    Interest income (expense), net        55,156       (16,872)       21,822       (16,872)      (24,388)
                                     -----------   -----------   -----------   -----------   -----------
Loss before income taxes                (838,559)     (536,134)   (1,514,882)     (705,512)   (9,472,522)
Income taxes                                --            --            --            --            --
                                     -----------   -----------   -----------   -----------   -----------

Net loss                             $  (838,559)  $  (536,134)  $(1,514,882)  $  (705,512)  $(9,472,522)
                                     ===========   ===========   ===========   ===========   ===========

Net loss per common and
  common equivalent shares                  (.15)         (.10)         (.27)         (.13)        (1.69)
                                     ===========   ===========   ===========   ===========   ===========

Shares used in computing net
  loss per common and common
  equivalent shares                    5,605,750     5,605,750     5,605,750     5,605,750     5,605,750
                                     ===========   ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements

                                 WebSecure, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                            Cumulative
                                                                                                          from Inception
                                                 Three Months Ended             Six Months Ended        (July 19, 1995) to
                                              February 28    February 29    February 28    February 29      February 28,
                                                 1997           1996           1997           1996             1997
                                              -----------    -----------    -----------    -----------      -----------
Cash flows from operating activities:
     Net loss                                 $  (838,559)   $  (536,131)   $(1,514,882)   $  (705,509)     $(9,472,522)
      Adjustments to reconcile net
      loss to net cash provided
      (used) by operating activities:
        Charge for acquired research and
           development                               --             --             --             --          5,760,000
        Issuance of common stock for
           professional services                     --             --             --             --             79,800

        Depreciation and amortization             108,543         40,203        208,843         58,280          406,309
        Changes in operating assets and
           liabilities
             Accounts receivable & other           45,534        (55,436)        11,653        (57,155)         (10,144)
             Inventories                            8,134          9,956          4,999         (6,758)            (972)
             Prepaid expenses and other          (160,720)        79,614       (182,514)        88,253         (189,114)
             Accounts payable and accrued
                expenses                           79,982         (6,919)       535,889        784,066        1,215,324
                                              -----------    -----------    -----------    -----------      -----------
      Net cash provided (used) by operating
      activities                                 (757,086)      (468,713)      (936,012)      (161,177)      (2,211,319)
                                              -----------    -----------    -----------    -----------      -----------

Cash flows from investing activities:
      Acquisition of property and equipment       (50,125)       (32,034)      (255,505)      (679,605)      (1,626,368)
      Notes Receivable                               --         (250,000)          --         (250,000)            --
      Deferred registration costs                 641,260        (54,057)       424,060       (133,981)            --
      Increase (decrease)  in other assets         13,042          7,944        (27,833)         3,108          (69,348)
                                              -----------    -----------    -----------    -----------      -----------

      Net cash provided (used) in investing
          activities                              604,177       (328,147)       140,722     (1,060,478)      (1,695,716)
                                              -----------    -----------    -----------    -----------      -----------

Cash flows from financing activities:
      Borrowings under capital leases                --          416,084        735,431        416,084        1,124,487
      Principal payments on capital lease         (46,709)       (16,109)       (73,402)       (16,109)         (90,265)
      (Increase) decrease in due
              from related parties                  1,890       (820,628)        29,227     (1,089,082)         (30,549)
      Subscriptions receivable                       --         (595,000)          --         (595,000)            --
      Decrease in due to related parties             --             --         (125,635)       (17,343)            --

                                 WebSecure, Inc.
                          (A Development Stage Company)

                      Statements of Cash Flows (continued)

                                                                                                                  Cumulative
                                                                                                                 from Inception
                                                       Three Months Ended             Six Months Ended         (July 19, 1995) to
                                                    February 28    February 29   February 28     February 29      February 28,
                                                       1997           1996           1997           1996             1997
                                                    -----------    -----------    -----------    -----------      -----------
Cash flows from financing activities (continued):
      Proceeds from issuance of common stock          6,485,375      1,760,225      6,485,375      2,014,535        8,499,900
      Proceeds from notes payable to related
         party                                             --             --           27,083        133,928        1,522,083
      Payments of notes payable to related
        party                                          (699,083)      (175,000)      (699,083)      (175,000)      (1,522,083)
                                                    -----------    -----------    -----------    -----------      -----------

      Net cash provided by financing activities       5,741,473        569,572      6,378,996        672,013        9,503,573
                                                    -----------    -----------    -----------    -----------      -----------

      Net increase (decrease) in cash and
        Cash equivalents                              5,588,564       (227,288)     5,583,706       (227,288)       5,596,538


      Cash and cash equivalents,
         beginning of period                              7,974        227,288         12,832        227,288             --
                                                    -----------    -----------    -----------    -----------      -----------
      Cash and cash equivalents, end of period      $ 5,596,538    $      --      $ 5,596,538    $      --          5,596,538
                                                    ===========    ===========    ===========    ===========      ===========

      Supplemental cash flow
        information:
        Cash paid for interest                      $    51,973    $    16,872    $    57,970    $    16,872      $    98,706

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Form SB-2 Registration Statement as filed with the Securities and Exchange Commission (the "SEC") on December 4, 1996. In the opinion of management, the unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Registrant's financial condition and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Computation of Net Loss per Common and Common Equivalent Shares

The net loss per common and common equivalent shares are computed by dividing the net loss by the weighted average number of shares outstanding during each period presented, as adjusted for the effects of application of SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pursuant to SAB No. 83, all common stock and common stock equivalents issued within twelve months prior to the initial filing of the registration statement relating to the Company's initial public offering (the "IPO") at a price less than the IPO price have been treated as outstanding for all reported periods. The number of shares used in the computation also includes the conversion of outstanding Class B Common Stock into four shares of Common Stock, which occurred on the date of filing of the Registrant's Form SB-2 Registration Statement with the SEC.

Initial Public Offering

On December 10, 1996 the Company consummated a public offering of 1,000,000 shares of common stock at a price of $8.00 per share and redeemable warrants to purchase 1,000,000 shares of common stock at $9.60 per share, at a price of $.20 per warrant. The gross proceeds from the public offering of $8,200,000 was reduced by the underwriting discount and non-accountable expense allowance totaling $1,066,000 and legal, printing, accounting and other registration costs of $648,625.

2. Reversal of Revenue from Manadarin Trading Co. Ltd.

As a result of an investigation, conducted over the last two months, at the Company's request, by the Boston law firm of Hill & Barlow, the Company has restated its revenues for the first quarter ended November 30, 1996. During the first quarter, the Company previously reported sales of approximately $887,000; approximately $792,000 of said sales were for licensing software that the Company believed it had purchased in exchange for stock, from Manadarin Trading Company, Ltd., an Irish corporation.

    Based upon the Hill & Barlow investigation, the Company has determined that it never received any software from Manadarin, and even though it received approximately $792,000 from two purported sublicensees of the software, WebSecure never delivered any software to them.

    The Company has booked the money received from the sublicensees as cash, instead of revenue, and simultaneously recorded the approximately $792,000 as a liability on its books.

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

      The financial results for the period from inception (July 19, 1995) to February 28, 1997 primarily relate to the Company's initial organization and establishment of infrastructure. The Company has had limited revenues since inception and working capital of $4,428,560. The results for the quarter ended February 28, 1997 are not necessarily indicative of the results of the Company's operations that may be expected for the fiscal year ending August 31, 1997.

      The Company completed its IPO on December 10, 1996. The Company sold 1,000,000 shares of common stock and 1,150,000 redeemable warrants, and received net proceeds of approximately $6,485,000.

      The Company's plan of operations for the next twelve months will principally involve the sale of connectivity and the provision of Internet access services. The Company intends to use a portion of the IPO proceeds to hire additional personnel, including marketing, sales and customer service personnel, as well as to continue to upgrade its Internet access infrastructure and services.

Results of Operations

Revenues. The Company had revenues of $147,830 during the six month period ended February 28, 1997 compared to $31,746 during the six months ended February 29, 1996, an increase of $116,084 primarily related to increased connectivity, communications services and web site development. The Company anticipates it will derive revenues primarily from connectivity charges, hosting services, web site development and intranet networking.

Cost of revenues. The Company's costs of revenues have exceeded revenues since inception. Negative gross margin of ($438,342) primarily relates to the Company's early stages of development. As sales revenues increase, the costs of revenues is expected to decline as a percentage of revenue.

General and Administrative. The Company had general and administrative expenses of $784,765 during the six month period ended February 28, 1997 compared to $381,631 during the six months ended February 29, 1996, an increase of $403,134. This increase consists primarily of legal, compensation expense due to increased personnel, rent and insurance expenses. From inception through February 28, 1997, approximately $1,601,000 of the general and administrative expenses were paid to Employee Resource, Inc. ("ERI"), an employee leasing Company owned by the Company's former President and Chief Executive Officer. ERI leases to the Company all of its employees, including the officers of the Company.

Selling and Marketing. The Company had selling and marketing expenses of $324,157 during the six month period ended February 28, 1997 compared to $68,047 during the six months ended February 29, 1996, an increase of $256,110 This increase consisted of primarily of salaries and advertising costs..

Research and Development. The Company's research and development efforts are focused on development of the Company's co-hosting capabilities. The Company is also developing intranet models for intraorganization communications that can be used by multi-site organizations as well as a communications infrastructure to allow for daily information transfer to the Company for periodic back-up of customer files for disaster control purposes. The Company had research and development expenses of $85,625 during the six month period ended February 28, 1997 compared to $168,698 during the six months ended February 29, 1996, a decrease of $83,073. The decrease in research and development expenses is due primarily to the fact that the majority of the initial infrastructure development has been accomplished.

Net Interest Income (Expense). Net interest income was $55,156 for the three month period ended February 28, 1997 compared to interest expense of $16,872 for the three months ended February 29, 1996. Net interest income was $21,822 for the six month period ended February 28, 1997 compared to interest expense of $16,872 for the six month period ended February 29, 1996 an increase of $38,694. The increase in interest income was due to investments of cash and cash equivalent investments raised in the Company's IPO. In addition, the interest expense decrease is related to the payoff of Notes Oayable to related parties in January 1997.

Income Taxes. Since inception, the Company has generated tax benefits related to its operating loss carry-forwards and amortization of research and development costs. The deferred asset related to such benefits was fully reserved as of February 28, 1997 due to the significant doubt about the realization of the deferred tax asset. Accordingly, there has been no income tax expense or benefit reflected on the accompanying statements of operations since inception.

Liquidity and Capital Resources

      Since its inception, the Company has financed its activities primarily by the IPO which closed on December 10, 1996 and raised approximately $6,485,000, as well as by notes payable from a stockholder, and the sale of its Common Stock to private investors. As a result of the IPO, working capital at February 28, 1997 was $4,428,560. The Company has three capital lease agreements which are secured by fixed assets. The outstanding balance as of February 28, 1997 for one of these agreements was approximately $337,000 and matures in December 2000. In September 1996, the Company entered into two additional capital lease agreements under which it may borrow up to an aggregate of $1,000,000 of which approximately $697,000 was outstanding at February 28, 1997. These obligations mature in October 2001. On December 10, 1996, the Company deposited, as collateral, a portion of the proceeds from the IPO equal to the amount outstanding under the September 1996 agreements.

      For the three months ended February 28, 1997, cash of approximately $757,000 was used by operating activities compared to cash used by operating activities of approximately $469,000 for the three months ended February 29, 1996. The Company used cash of approximately $936,000 during the six month period ended February 28, 1997 compared to approximately $162,000 during the six months ended February 29, 1996, an increase of $774,000, due primarily to the Company's net loss of approximately $1,515,000, compared to $706,000 for the six months ended February 29, 1996. During the period from inception to February 28, 1997, the Company recorded a non-cash charge of $5,760,000 against earnings for acquired research and development, which was a substantial component of the Company's overall net loss for the period of approximately $9,473,000.

      The Company provided cash from the IPO on December 10, the Company consummated a public offering of 1,000,000 shares of common stock at a price of $8.00 per share and redeemable warrants to purchase 1,000,000 shares of common stock at $9.60 per share, at a price of $.20 per warrant. The gross proceeds from the public offering of $8,200,000 was reduced by the underwriting discount and non-accountable expense allowance totaling $1,066,000 and legal, printing, accounting and other registration costs of $648,625.

      During the quarter ending February 1997 the Company repaid $699,000 of notes payable to related parties. The Company raised approximately $2,014,500 from the sale of Common Stock to third party investors. The Company has borrowed approximately $1,522,000 from related parties since inception, all of which has been repaid as of January 17, 1996.

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

                                        WEBSECURE, INC.


Date:  April 21, 1997                   By: /s/ Carroll  M. Lowenstein
                                            ----------------------------
                                            Carroll M. Lowenstein
                                            President


Date:  April 21, 1997                   By: /s/ Carole A. Ouellette
                                            ----------------------------
                                                Carole A. Ouellette
                                                Chief Financial Officer