Form 10QSB
period 1997-05-31
WEBSECURE INC
filed 1997-07-17
CIK 1003504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



               QUARTERLY REPORT FILED UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                        Commission File Number
      May 31, 1997                                           0-21649
      ------------                                           -------



                                 WEBSECURE, INC.
                                 ---------------
                          (Exact Name of Small Business
                       Issuer As Specified In Its Charter)



           Delaware                                       04-3296069
           --------                                       ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

                   1711 Broadway, Saugus, Massachusetts 01906
                   ------------------------------------------

                    (Address of Principal Executive Offices)

                                 (617) 867-2300
                                 --------------

                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     X                                      No
                  -------                                      -------

         As of July 14, 1997, the Company had outstanding 5,606,875 shares of Common Stock, $.01 par value per share.





                                 WEBSECURE, INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION                                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets
    as of May 31, 1997 (Unaudited) and August 31, 1996 (Audited)...................      3

Statements of Operations
    for the Three and Nine Month Periods ended May 31, 1997 and 1996 (Unaudited)
    and cumulative from inception (July 19, 1995) to May 31, 1997..................      4
Statements of Cash Flows
    for the Three and Nine Month Periods ended May 31, 1997 and 1996 (Unaudited)
    and cumulative from inception (July 19, 1995) to May 31, 1997..................    5-6

Notes to Financial Statements  (Unaudited).........................................    7-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS .....................................   9-11

PART II. OTHER INFORMATION ........................................................     12

ITEM 1.  LEGAL PROCEEDINGS.........................................................     12

ITEM 2.  CHANGES IN SECURITIES.....................................................     13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................     13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  .....................     13

ITEM 5.  OTHER INFORMATION  .......................................................     13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................     13

SIGNATURES.........................................................................  14,15



                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                               May 31,           August 31,
                                                                                1997               1996
                                                                                ----               ----
                                                                             (Unaudited)         (Audited)

ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                            $ 3,074,631          $    12,832
         Accounts receivable, net                                                 183,238               21,797
         Inventories                                                                  943                5,971
         Due from related parties                                                  84,630               59,776
         Prepaid expenses and other                                                68,402                6,600
         Legal retainers and deposit                                              233,251                  --
                                                                              -----------          -----------

         Total Current Assets                                                   3,645,094              106,976
PROPERTY AND EQUIPMENT, NET                                                     1,215,881            1,173,397
RESTRICTED CASH                                                                   691,405                   --
DEFERRED REGISTRATION COSTS                                                            --              424,060
OTHER ASSETS                                                                     122,254                41,515
                                                                              -----------           ----------
                                                                              $ 5,674,634           $1,745,948
                                                                              ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                $   338,614           $  679,435
         Reserve for software license settlement                                  791,750                   --
         Due to related parties                                                        --              125,635
         Note payable to related party                                                 --              672,000
         Current portion of capital lease obligations                             183,432               71,763
                                                                              -----------           ----------
                  Total current liabilities                                     1,313,796            1,548,833
CAPITAL LEASE OBLIGATION, LESS CURRENT MATURITIES                                 802,951              300,430
                                                                              -----------           ----------
                  Total liabilities                                             2,116,748            1,849,263
                                                                              -----------           ----------

STOCKHOLDERS' EQUITY  (DEFICIT):
         Preferred stock, $.01 par value; 1,000,000 shares
           authorized; no shares issued and outstanding                                --                   --
         Common stock, $.01 par value; 20,000,000 shares
           authorized; 5,606,875 and 2,105,000 shares issued
           and outstanding.                                                        56,069               21,050
         Class B common stock, $.01 par value; 2,000,000
           shares authorized;  0 and 625,000 shares issued and
           outstanding                                                                 --                6,250
         Additional paid-in capital                                            14,288,131            7,827,025
         Deficit accumulated during the development stage                     (10,786,314)          (7,957,640)
                                                                              -----------           ----------
                  Total stockholders' equity  (deficit)                         3,557,886             (103,315)
                                                                              -----------           ----------
                                                                              $ 5,674,634           $1,745,948
                                                                              ===========           ==========


                 See accompanying notes to financial statements




                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS


                                                                                                                Cumulative
                                                                                                               from Inception
                                                    Three Months Ended              Nine months Ended       (July 19, 1995)  to
                                                     May 31,     May 31,           May 31,       May 31,           May 31,
                                                     1997         1996             1997           1996              1997
                                                   --------     --------          --------      -------          --------

Revenues                                             $68,410           $17        $216,240         $31,763         $313,495
Cost of revenues                                     260,315       (24,059)        750,302          77,951         $943,742
                                                 -----------    ----------      ----------     -----------     ------------

Gross margin                                        (191,905)       24,076        (534,062)        (46,188)        (630,247)
                                                 -----------   -----------      ----------     -----------     ------------

Operating expenses:
         General and administrative                1,018,026       566,815        1,802,791        948,446        2,381,039
          Selling and marketing                       74,416       136,659          398,573        204,706          699,199
 Research and development                             61,447       303,239          147,072        471,937        1,323,443
          Charge for acquired
           research and development                    ---       5,760,000           ---         5,760,000        5,760,000
                                                 -----------   -----------      -----------    -----------     ------------
  Total operating expenses                         1,153,889     6,766,713        2,348,436      7,385,089       10,163,681

Loss from operations                              (1,345,794)   (6,742,637)      (2,882,498)    (7,431,277)     (10,793,928)
    Interest income (expense), net                    32,002        18,762           53,824          1,890            7,614
                                                 -----------   -----------      -----------    -----------     ------------
Loss before income taxes                          (1,313,792)   (6,723,875)      (2,828,674)    (7,429,387)     (10,786,314)
Income taxes                                           ---          ---               ---              ---           ---
                                                 -----------   -----------      -----------    -----------     ------------

Net loss                                         $(1,313,792)  $(6,723,875)     $(2,828,674)   $(7,429,387)    $(10,786,314)
                                                 ===========   ===========      ===========    ===========     ============

Net loss per common and
  common equivalent shares                              (.23)        (1.20)            (.50)         (1.33)           (1.92)
                                                        ====         =====             ====          =====            =====
Weighted Average Shares used in computing
  net loss per common and common
  equivalent shares                                5,606,496     5,605,750        5,606,129      5,605,750        5,606,875




                 See accompanying notes to financial statements




                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                Cumulative
                                                                                                              from Inception
                                                     Three Months Ended           Nine months Ended         (July 19, 1995) to
                                                    May 31,       May 31,         May 31,        May 31,          May 31,
                                                    1997           1996            1997           1996             1997
                                                    ----           ----            ----           ----             ----


Cash flows from operating activities:
     Net loss                                    $(1,313,792)  $(6,723,877)     $(2,828,674)   $(7,429,386)   $ (10,786,314)
      Adjustments to reconcile net loss
       to net cash used
       by operating activities:
        Charge for acquired research and
           development                               ---         5,760,000          ---          5,760,000        5,760,000

       Issuance of common stock for
           professional services                     ---            79,800          ---             79,800           79,800
       Depreciation and amortization                 118,038        69,640          326,881        127,920          524,347
        Changes in operating assets and
           liabilities
             Accounts receivable & other            (173,094)      173,506         (161,441)      ( 41,484)        (183,238)
             Inventories                                  29        (3,537)           5,028      (  10,295)            (943)
             Prepaid expenses and other             (112,538)        1,116         (295,052)         9,445         (301,652)
             Accounts payable and accrued
                expenses                             (84,960)      236,095          450,929      1,137,515        1,130,364
                                                  ----------      --------       ----------     ----------       ----------
             Net cash used by
               operating activities               (1,566,317)     (407,257)      (2,502,329)      (366,485)      (3,777,636)
                                                  ----------      --------       ----------     ----------       ----------

Cash flows from investing activities:
      Acquisition of property and equipment        ( 112,612)    ( 119,009)        (369,365)      (798,614)      (1,738,980)
      Notes Receivable                                 ---         122,110            ---         (127,890)          ---
      Deferred registration costs                                 (170,003)         424,060       (224,060)          ---
      Increase (decrease) in other assets            (54,154)      (24,915)        ( 80,739)       (21,806)        (123,502)
                                                  ----------     ---------       ----------     ----------       ----------

      Net cash used in investing
          activities                                (166,766)    ( 191,817)         (26,044)    (1,172,370)      (1,862,482)
                                                  ----------    ----------       ----------    -----------       ----------


Cash flows from financing activities:
      Borrowings under capital leases                 ---           ---             735,431        416,084        1,124,487
      Principal payments on capital lease           ( 47,839)     ( 10,919)       ( 121,241)       (27,028)        (138,104)
      (Increase) decrease in due
              from related parties                   (54,081)       41,580          (24,854)      (785,795)         (84,630)
      Subscriptions receivable                        ---          595,000            ---            ---              ---
      Decrease in due to related parties              ---           ---            (125,635)       (17,343)           ---
      Decrease (increase) in restricted cash          49,169        ---            (691,405)         ---           (691,405)


                 See accompanying notes to financial statements



                                 WEBSECURE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                                 Cumulative
                                                                                                               from Inception
                                                        Three Months Ended            Nine months Ended       (July 19, 1995) to
                                                       May 31,      May 31,         May 31,      May 31,           May 31,
                                                      1997          1996            1997          1996              1997
                                                     -------       -----          ---------       ----             -----



Cash flows from financing activities (continued):
      Proceeds from issuance of common stock            ---          ---          6,485,375      2,014,535        8,499,900
      Proceeds from exercise of common stock
        options                                        4,500         ---              4,500        ---                4,500
      Proceeds from notes payable to related
        party                                           ---        105,250           27,083        239,178        1,522,083
      Payments of notes payable to related
        party                                           ---          ---           (699,083)      (168,928)      (1,522,083)
                                                  ----------      --------       ----------      ---------       ----------

      Net cash provided (used) by financing          (48,251)      730,911        5,590,171      1,670,703        8,714,748
                                                  ----------     ---------       ----------      ---------       ---------
        activities

      Net increase (decrease) in cash and
        cash equivalents                          (1,781,333)      131,839        3,061,799        131,848        3,074,631


      Cash and cash equivalents,
         beginning of period                       4,855,964        ---              12,832                          ---
                                                  ----------     ---------       ----------    -----------       ----------

      Cash and cash equivalents, end of period    $3,074,631     $ 131,839       $3,074,631    $   131,839       $3,074,631
                                                  ==========     =========       ==========    ===========       ==========
      Supplemental cash flow
        information:
        Cash paid for interest                    $   27,070     $  16,872       $   85,040    $    16,872       $  125,776


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

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Registrant's Form SB-2 Registration Statement as filed with the Securities and Exchange Commission (the "SEC") on December 4, 1996. In the opinion of management, the unaudited financial statements contain all adjustments necessary for a fair presentation of the Registrant's financial condition and results of operations for the interim periods presented and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARES

The net loss per common and common equivalent shares is computed by dividing the net loss by the weighted average number of shares outstanding during each period presented, as adjusted for the effects of application of SEC Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pursuant to SAB No. 83, all common stock and common stock equivalents issued within twelve months prior to the initial filing of the registration statement relating to the Company's initial public offering (the "IPO") at a price less than the IPO price have been treated as outstanding for all reported periods. The number of shares used in the computation also includes the conversion of outstanding Class B Common Stock into four shares of Common Stock, which occurred on the date of filing of the Registrant's Form SB-2 Registration Statement with the SEC.

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


 2.    REVERSAL OF REVENUE FROM MANADARIN TRADING CO. LTD.

As a result of an investigation conducted in the prior quarter at the Company's request, by the Boston law firm of Hill & Barlow, the Company restated its revenues for the first quarter ended November 30, 1996. During the first quarter, the Company previously reported sales of approximately $887,000; approximately $792,000 of said sales were for licensing software that the Company believed it had purchased in exchange for stock from Manadarin Trading Company, Ltd., an Irish corporation.

      Based upon the Hill & Barlow investigation, the Company determined that it never received any software from Manadarin, and even though it received approximately $792,000 from two purported sublicensees of the software, WebSecure never delivered any software to them.

      The Company has booked the money received from the sublicensees as cash, instead of revenue, and simultaneously recorded the approximately $792,000 as a liability on its books. Subsequently on June 30, 1997 the Company repaid one of the sublicensees $266,750 and $7,308 of interest.

      WebSecure is considering what further action to take and intends to report its findings to proper authorities and will cooperate fully with any further investigation.

 3.    ACCOUNTS RECEIVABLE

On April 18, 1997 the Company entered into a factoring agreement with Cauldron Corporation which calls for WebSecure to factor up to $200,000 of Cauldron's accounts receivable. The agreement specifies that WebSecure is to receive a fee of 2% of the face value of the accounts receivable factored and that WebSecure fund 80% of the value of each account and hold 20% in reserve to be applied against charge-backs or any obligations of Cauldron to WebSecure. Cauldron Corporation is owned in principle by an employee of WebSecure. WebSecure earned $3,106 on the factored receivables during the quarter ended May 31, 1997. Factored receivables were $133,255 at May 31, 1997.

4.    SUBSEQUENT EVENTS

On July 10, 1997 WebSecure appointed the firm of Reznick Fedder & Silverman as the Company's independent accountants to replace BDO Seidman, LLP. During the year ended August 31, 1996 and the period from inception (July 19, 1995) to August 31, 1995, and the subsequent interim period through April 21, 1997 (the date of BDO Seidman, LLP's resignation as the Company's independent accountants), there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any "reportable events" with the accountants as described in Items 304(a)(1)(iv) and (v) of Regulation S-K. The independent accountant reports of BDO Seidman, LLP on the Company's financial statements for the year ended August 31, 1996 and period from inception (July 19, 1995) to August 31, 1995 each expressed a going concern opinion.


ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                        ------------------------------------
OVERVIEW

         The Registrant, a development stage Company, offers Internet access and support services for secure communications and commercial transactions over the Internet. The Company provides general Internet services, such as connectivity and communications services.

         The financial results for the period from inception (July 19, 1995) to May 31, 1997 primarily relate to the Company's initial organization and establishment of infrastructure. The Company has had limited revenues since inception and working capital of $2,331,298 at May 31, 1997. The results for the quarter ended May 31, 1997 are not necessarily indicative of the results of the Company's operations that may be expected for the fiscal year ending August 31, 1997.

         The Company completed its IPO on December 10, 1996. The Company sold 1,000,000 shares of common stock and 1,150,000 redeemable warrants, and received net proceeds of approximately $6,485,000.

         The Company's plan of operations for the next twelve months will principally involve the sale of connectivity and the provision of Internet access services in addition to web site development and internet commerce. The Company continues to use a portion of the IPO proceeds to hire additional personnel, including marketing, sales and customer service personnel, as well as to continue to upgrade its Internet access infrastructure and services.

RESULTS OF OPERATIONS

Revenues. The Company had revenues of $216,240 during the nine month period ended May 31, 1997 compared to $31,673 during the nine months ended May 31, 1996, an increase of $184,477 primarily related to increased connectivity, communications services and web site development. The Company anticipates it will derive revenues primarily from connectivity charges, hosting services, web site development and intranet networking.

Cost of revenues. The Company's cost of revenues have exceeded revenues since inception. The negative gross margin of ($534,062) primarily relates to the Company's early stages of development. As sales revenues increase, the cost of revenues is expected to decline as a percentage of revenue.

General and Administrative. The Company had general and administrative expenses of $1,802,791 during the nine month period ended May 31, 1997 compared to $948,446 during the nine months ended May 31, 1996, an increase of $854,345. This increase consists primarily of legal, compensation expense for increased personnel, rent and insurance expenses. From inception through March 31, 1997, approximately $1,679,000 of the general and administrative expenses were paid to Employee Resource, Inc. ("ERI"), an employee leasing Company owned by the Company's former President and Chief Executive Officer which leased to the Company all of its employees, including the officers of the Company. The Company terminated its agreement with ERI on March 31, 1997 and entered into a similar agreement with Genesis Consolidated Services, Inc., an unaffiliated company.

Selling and Marketing. The Company had selling and marketing expenses of $398,573 during the nine month period ended May 31, 1997 compared to $204,706 during the nine months ended May 31, 1996, an increase of $193,867. This increase consisted of primarily of salaries and advertising costs.

Research and Development. The Company's research and development efforts are focused on development of the Company's co-hosting capabilities. The Company is also developing intranet models for intraorganization communications that can be used by multi-site organizations as well as a communications infrastructure to allow for daily information transfer to the Company for periodic back-up of customer files for disaster control purposes. The Company had research and development expenses of $147,072 during the nine month period ended May 31, 1997 compared to $471,937 during the nine months ended May 31, 1996, a decrease of $324,865. The decrease in research and development expenses is due primarily to the fact that the majority of the initial infrastructure development has been accomplished.

Net Interest Income (Expense). Net interest income was $32,002 for the three month period ended May 31, 1997 compared to interest income of $18,762 for the three months ended May 31, 1996. Net interest income was $53,824 for the nine month period ended May 31, 1997 compared to interest income of $1,890 for the nine month period ended May 31, 1996 an increase of $51,934. The increase in interest income was from investment of the proceeds of the Company's IPO in interest bearing instruments and cash equivalent securities. Interest expense decreased as a result of the payoff of Notes Payable to related parties in January 1997.

Income Taxes. Since inception, the Company has generated tax benefits related to its operating loss carry-forwards and of research and development costs. The deferred asset related to such benefits was fully reserved as of May 31, 1997 due to the significant doubt about the realization of the deferred tax asset. Accordingly, there has been no income tax expense or benefit reflected on the accompanying statements of operations since inception.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its activities primarily by the IPO which closed on December 10, 1996 and raised approximately $6,485,000, as well as by loans from a stockholder, and the sale of its Common Stock to private investors. As a result of the IPO, working capital at May 31, 1997 was $2,331,298. The Company has three capital lease agreements which are secured by fixed assets. The outstanding balance as of May 31, 1997 for one of these agreements was approximately $319,000 and matures in December 2000. In September 1996, the Company entered into two additional capital lease agreements under which it may borrow up to an aggregate of $1,000,000 of which approximately $668,000 was outstanding at May 31, 1997. These obligations mature in October 2001. On December 10, 1996, the Company deposited, as collateral, a portion of the proceeds from the IPO equal to the amount outstanding under the September 1996 agreements.

         For the three months ended May 31, 1997, cash of approximately $1,566,000 was used by operating activities compared to cash used by operating activities of approximately $407,000 for the three months ended May 31, 1996. The Company used cash of approximately $2,502,000 during the nine month period ended May 31, 1997 compared to approximately $366,000 during the nine months ended May 31, 1996, an increase of $2,136,000, due primarily to the Company's net loss of approximately $2,829,000, compared to $1,670,000 (excluding non-cash charges of $5,760,000) for the nine months ended May 31, 1996, a reduction in accounts payable and accrued expenses of approximately $687,000 and increase of approximately of $305,000 in prepaid expenses. During the period from inception to May 31, 1997, the Company recorded a non-cash charge of $5,760,000 against earnings for acquired research and development, which was a substantial component of the Company's overall net loss for the period of approximately $10,786,000.

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

         In addition the Company has raised approximately $2,014,500 from the sale of Common Stock and private offerings to third party investors during the year ended August 31, 1996. The Company has borrowed approximately $1,522,000 from related parties since inception, all of which has been repaid as of January 17, 1996.

         Management believes that the net proceeds from the IPO and anticipated revenues from operations will be sufficient to meet the Company's anticipated cash needs and finance its plans for expansion for at least the next twelve months. Thereafter, the Company anticipates that it may require additional financing to meet its current plans for expansion. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current plans for expansion could be materially adversely affected.

IMPACT OF INFLATION

         Inflation has not had a material adverse effect on the Company's business.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued by the Financial Accounting Standards Board ("FASB"), is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of the standard did not have a material effect on its financial position or results of operations.

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         1. The Registrant has been named as a defendant in five almost identical proceedings brought in the United States District Court for the District of Massachusetts (Nager v. WebSecure, Inc. et al); (Krause and Krause v. WebSecure, Inc., et al);
                  (Miller, Weberman and Fisher v. WebSecure, Inc. et al); (Lifshitz v. WebSecure, Inc. et al); and (Friedman v. WebSecure, Inc. et al). The actions were commenced between March and May 1997. Also named as defendants were certain current and former officers and directors of the Registrant, Coburn & Meredith, Inc. and Shamrock Partners, Ltd., the underwriters of the Registrant's initial public offering (the "IPO"), and Centennial Technologies, Inc. ("Centennial"). The complaints allege inter alia that the registration statement filed by the Registrant in connection with the IPO contains certain false and misleading statements concerning the Registrant and its operations and in certain cases that the stock price of the Registrant was artificially inflated. The complaints seek compensatory damages, attorney's fees, and other damages.

         2. The Registrant has responded to subpoena duces tecum by the Massachusetts Securities Division (the "Division"), which inquiry was commenced on March 19, 1997. The Division is seeking additional information concerning the relationship between the Registrant and Centennial. Also named as subjects of the inquiry are Coburn & Meredith, Inc. and Shamrock Partners, Ltd. In addition, the Office of the U.S. Attorney for Massachusetts has issued a subpoena to the Registrant to produce certain documents in connection with the above-described relationship and related matters.

         3. On April 7, 1997, the Company received a letter from the Securities and Exchange Commission ("SEC") requesting the voluntary production of documents and information in connection with an informal inquiry captioned In the Matter of WebSecure, Inc. (MB-930). The Company is cooperating with the SEC and is in the process of producing the requested documents and information.

         4. On June 12, 1997 the Registrant received notification from NASDQ that the Company's shares of common stock and warrants were delisted from the NASDQ SmallCap Market as a result of its' failure to meet the public interest requirement as stated in the Marketplace Rule 4330(a)(03). On June 18, 1997 the Company requested that the decision of the Listings qualification Panel be reviewed by the Hearings Review
                  Committee and reversed. The Registrant has also received notification from the Philadelphia Stock Exchange that the Company's common stock will be delisted on the Philadelphia Stock Exchange as well based upon similar rationale. The Company is currently in the process of taking actions to rectify the problems which resulted in the NASDQ and Philadelphia Stock Exchange delisting decisions.



ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS.  None.

                  (b) REPORTS ON FORM 8-K. The Registrant filed reports on Form 8-K on April 2 and April 9, 1997 under Item 5 ("Other Events") and on April 28, 1997 under Item 4 ("Changes in Registrants Certifying Accountants"). No financial statements were filed with that report.




                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEBSECURE, INC.


Date:  July 16, 1997                   By: /s/ Carroll M. Lowenstein
                                              --------------------------
                                                  Carroll M. Lowenstein
                                                  President and Secretary


                                          By: /s/  Neil G. Howland
                                              ---------------------------
                                                   Neil G. Howland
                                                   Director



